Form 10-Q
period 2021-06-30
Orion Biotech Opportunities Corp.
filed 2021-08-12
CIK 1847416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ORION BIOTECH OPPORTUNITIES CORP.

Form 10-Q

For the Period Ended June 30, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Unaudited Condensed Balance Sheet as of June 30, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended June 30, 2021 and for the Period from February 5, 2021 (Inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 and for the Period from February 5, 2021 (Inception) through June 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from February 5, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ORION BIOTECH OPPORTUNITIES CORP.

UNAUDITED CONDENSED BALANCE SHEET

JUNE 30, 2021

Assets
Current assets:
Cash	$880,699
Prepaid expenses	917,984
Total current assets	1,798,683
Investments held in Trust Account	200,001,779
Total Assets	$201,800,462

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,516
Accrued expenses	83,265
Total current liabilities	97,781
Derivative liabilities	9,826,533
Deferred underwriting commissions in connection with the initial public offering	7,000,000
Total Liabilities	16,924,314

Commitments and Contingencies
Class A ordinary shares; 17,987,614 shares subject to possible redemption at $10.00 per share	179,876,140

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,012,386 shares issued and outstanding (excluding 17,987,614 shares subject to possible redemption)	201
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	7,092,386
Accumulated deficit	(2,093,079)
Total shareholders’ equity	5,000,008
Total Liabilities and Shareholders’ Equity	$201,800,462

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION BIOTECH OPPORTUNITIES CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH JUNE 30, 2021

		For the Period from
	For the Three Months Ended June 30, 2021	February 5, 2021 (inception) through June 30, 2021
General and administrative expenses	$139,104	$184,189
General and administrative expenses - related party	14,516	14,516
Loss from operations	(153,620)	(198,705)
Other income (expenses)
Offering costs associated with derivative liabilities	(239,453)	(239,453)
Loss on forward purchase agreement	(107,400)	(107,400)
Change in fair value of derivative liabilities	(1,549,300)	(1,549,300)
Income earned on investments held in Trust Account	1,779	1,779
Net loss	$(2,047,994)	$(2,093,079)

Weighted average shares outstanding of Class A ordinary shares	20,000,000	20,000,000
Basic and diluted net income per share, Class A ordinary shares	$-	$-
Weighted average shares outstanding of Class B ordinary shares	5,000,000	5,000,000
Basic and diluted net income per share, Class B ordinary shares	$(0.41)	$(0.42)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION BIOTECH OPPORTUNITIES CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - February 5, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(45,085)	(45,085)
Balance - March 31, 2021	-	-	5,750,000	575	24,425	(45,085)	(20,085)
Sale of units in initial public offering, less fair value of derivative liabilities	20,000,000	2,000	-	-	196,090,400	-	196,092,400
Offering costs	-	-	-	-	(11,385,940)	-	(11,385,940)
Excess of cash received over fair value of private placement warrants and forward purchase	-	-	-	-	2,237,767	-	2,237,767
Forfeiture of Class B ordinary shares	-	-	(750,000)	(75)	75	-	-
Class A ordinary shares subject to possible redemption	(17,987,614)	(1,799)	-	-	(179,874,341)	-	(179,876,140)
Net loss	-	-	-	-	-	(2,047,994)	(2,047,994)
Balance - June 30, 2021	2,012,386	$201	5,000,000	$500	$7,092,386	$(2,093,079)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

Orion Biotech Opportunities Corp.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(2,093,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Offering costs associated with derivative liabilities	239,453
General and administrative expenses paid by related party under promissory note	10,320
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
Change in fair value of derivative liabilities	107,400
Loss on forward purchase agreement	1,549,300
Income earned on investments held in Trust Account	(1,779)
Changes in operating assets and liabilities:
Prepaid expenses	(917,985)
Accounts Payable	14,516
Accrued expenses	13,265
Net cash used in operating activities	(1,053,588)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(200,000,000)
Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	22,360
Repayment of note payable to related party	(120,433)
Proceeds received from initial public offering, gross	200,000,000
Proceeds received from private placement	6,500,000
Offering costs paid	(4,467,640)
Net cash provided by financing activities	201,934,287

Net change in cash	880,699

Cash - beginning of the period	-
Cash - end of the period	$880,699

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$87,753
Deferred underwriting commissions in connection with the initial public offering	$7,000,000
Value of Class A ordinary shares subject to possible redemption	$179,876,140

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

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from February 5, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Orion Sponsor Holdings, LLC, a Delaware limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on May 12, 2021. On May 17, 2021, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.6 million, of which $7.0 million was for deferred underwriting commissions (see Note 5). The Company granted the underwriter a 45-day option to purchase up to an additional 3,000,000 Units at the Initial Public Offering price to cover over-allotments, if any. On June 28, 2021, the over-allotment option expired and was not exercised. Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share subject to adjustment (see Note 7).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $6.5 million (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $200.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days (“Government Securities”) or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations (“Money Market Funds”, and collectively with Government Securities, the “Trust Investments”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

ORION BIOTECH OPPORTUNITIES CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $881,000 in its operating bank account and working capital of approximately $1.7 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), a loan from the Sponsor of approximately $120,000 under the Note (as defined in Note 4). The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended June 30, 2021 and for the period from February 5, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of June 30, 2021.

Investments Held in Trust Account

The Trust Investments are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of the Trust Investments are determined using available market information.

ORION BIOTECH OPPORTUNITIES CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in the Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and investments held in the Trust Account. The Company has not experienced losses on its cash accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s investments held in the Trust Account consists entirely of U.S. government securities with an original maturity of 185 days or less.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheet.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The estimated fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte Carlo simulation model. The fair value of the Private Placement Warrants is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Offering Cost Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares issued are charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

ORION BIOTECH OPPORTUNITIES CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 17,987,614 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

Income Taxes

FASB ASC Topic 740 “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B Ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average ordinary shares price for the period and therefore the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2021	For the Period from February 5, 2021 (inception) through June 30, 2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Income from investments held in Trust Account	$1,779	$1,779
Less: Company’s portion available to be withdrawn to pay taxes	-	-
Net income attributable to Class A ordinary shares	$1,779	$1,779
Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class A ordinary shares	20,000,000	20,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Class B ordinary shares
Numerator: Net income (loss) minus net income allocable to Class A ordinary shares
Net loss	$(2,047,994)	$(2,093,079)
Net income allocable to Class A ordinary shares	(1,779)	(1,779)
Net loss attributable to Class B ordinary shares	$(2,049,773)	$(2,094,858)
Denominator: weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,000,000	5,000,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.41)	$(0.42)

ORION BIOTECH OPPORTUNITIES CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Each Unit consists of one Class A ordinary share and one-fifth of one Public Warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On February 8, 2021, the Sponsor paid an aggregate of $25,000 for certain offering costs on behalf of the Company in exchange for issuance of 7,187,500 Class B ordinary shares (the “Founder Shares”). On February 25, 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding. The Sponsor agreed to forfeit up to an aggregate of 750,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On February 25, 2021, the Sponsor transferred 40,000 Founder Shares to each of the independent director nominees. The recipient will not be subject to the forfeiture provisions described above. On June 28, 2021, the over-allotment option expired, and the Sponsor forfeited 750,000 of Class B ordinary shares.

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

ORION BIOTECH OPPORTUNITIES CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Forward Purchase Agreement

On May 12, 2021, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Sponsor, pursuant to which the Sponsor agreed to purchase up to $20,000,000 of forward purchase units. Each forward purchase unit (the “Forward Purchase Unit”) will consist of one Class A ordinary share (the “Forward Purchase Shares”) and one-fifth of one warrant to purchase one Class A ordinary share (“Forward Purchase Warrant”) and will be sold at a purchase price of $10.00 per Forward Purchase Unit in a private placement concurrently with the closing of the initial Business Combination. The obligations of the Sponsor under the Forward Purchase Agreement do not depend on whether any Public Shares are redeemed by the Company and the amount of Forward Purchase Units sold pursuant to the Forward Purchase Agreement will be subject to the Sponsor’s sole discretion. The proceeds from the sale of the Forward Purchase Units may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. The Forward Purchase Shares will generally be identical to the Public Shares, except that they will be entitled to certain registration rights. The Forward Purchase Warrants will have the same terms as the Private Placement Warrants so long as they are held by MSD Partners or its permitted assignees and transferees.

Related Party Loans

On February 8, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company had borrowed approximately $120,000 under the Note. The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On May 12, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or the liquidation, the Company agreed to pay the Sponsor up to $10,000 per month for office space, administrative support and other services provided to members of the Company’s management team. For the three months ended June 30, 2021 and for the period from February 5, 2021 (inception) through June 30, 2021, the Company incurred expenses of approximately $15,000 under this agreement. As of June 30, 2021, the Company had $15,000 outstanding for services in connection with such agreement on the accompanying condensed balance sheet.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of June 30, 2021.

ORION BIOTECH OPPORTUNITIES CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ORION BIOTECH OPPORTUNITIES CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021 there were 2,012,934 shares of Class A ordinary shares outstanding, respectively, excluding 17,987,066 shares of Class A ordinary shares subject to possible redemption, respectively, that were classified as temporary equity in the accompanying condensed balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

ORION BIOTECH OPPORTUNITIES CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Mutual funds	$200,001,779	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$-	$-	$4,618,400
Derivative warrant liabilities - Private Warrants	$-	$-	$5,087,333
Forward Purchase Agreement	$-	$-	$120,800

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the period there were no transfers to/from Levels 1, 2, and 3.

Level 1 instruments include investments in mutual funds invested in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The estimated fair value of the Public Warrants is measured at fair value using a Monte Carlo simulation. The estimated fair value of the Private Placement Warrants is measured at fair value using a Black-Scholes option pricing model. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement. The estimated fair value of the Public Warrants and the Private Placement Warrants are determined using Level 3 inputs. Inherent in a Monte Carlo simulation and a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.

	At initial issuance	6/30/2021
Exercise price	$11.50	$11.50
Stock price	$9.69	$9.85
Volatility	10.0%	17.9%
Term (years)	5	5
Estimate time to consummation of Business Combination (years)	1	0.87
Risk-free rate	1.07%	1.02%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2021 is summarized as follows:

Derivative liabilities at February 5, 2021 (inception)	$-
Change in fair value of derivative liabilities	-
Derivative liabilities at March 31, 2021	-
Issuance of Public and Private Warrants	8,156,433
Forward Purchase Agreement	13,400
Change in fair value of derivative liabilities	1,656,700
Derivative liabilities at June 30, 2021	$9,826,533

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Overview

The Company is a blank check company incorporated as a Cayman Islands exempted company on February 5, 2021. The Company was incorporated for the purpose of effecting a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from February 5, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the Initial Public Offering, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on April 28, 2021. On May 17, 2021, the Company consummated its Initial Public Offering generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.6 million, of which $7.0 million was for deferred underwriting commissions (see Note 5). The Company granted the underwriter a 45-day option to purchase up to an additional 3,000,000 Units at the Initial Public Offering price to cover over-allotments, if any. On June 28, 2021, the over-allotment option expired and was not exercised.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $6.5 million (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $200.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were invested in Government Securities that were placed in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

The Company will provide the “Public Shareholders” with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with ASC 480. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, Initial Shareholders agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

The Company’s Sponsor, officers, directors and director nominees agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination the Combination Period or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

Results of Operations

Our entire activity from February 5, 2021 (inception) through June 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had a net loss of approximately $2.0 million, which consisted of approximately $139,000 of general and administrative expenses, $15,000 of general and administrative expenses – related party, approximately $1.5 million in change of fair value of derivative warrant liabilities, approximately $239,000 in offering cost associated with derivative warrant liabilities, and approximately $107,000 loss on forward purchase agreement, partially offset by approximate 2,000 of interest income from the trust account.

For the period from February 19, 2021 (inception) through June 30, 2021, we had a net loss of approximately $2.1 million, which consisted of approximately $184,000 of general and administrative expenses, $15,000 of general and administrative expenses – related party, approximately $1.5 million in change of fair value of derivative warrant liabilities, approximately $239,000 in offering cost associated with derivative warrant liabilities, and approximately $107,000 loss on forward purchase agreement, partially offset by approximate 2,000 of interest income from the trust account.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $881,000 in its operating bank account and working capital of approximately $1.7 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), a loan from the Sponsor of approximately $120,000 under the Note (as defined in Note 4). The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Forward Purchase Agreement

On May 12, 2021, the Company entered the Forward Purchase Agreement with the Sponsor, pursuant to which the Sponsor agreed to purchase up to $20,000,000 of Forward Purchase Units. Each Forward Purchase Unit will consist of one Forward Purchase Share and one-fifth of one Forward Purchase Warrant and will be sold at a purchase price of $10.00 per Forward Purchase Unit in a private placement concurrently with the closing of the initial Business Combination. The obligations of the Sponsor under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares held by Public Shareholders are redeemed by the Company and the amount of Forward Purchase Units sold pursuant to the Forward Purchase Agreement will be subject to the Sponsor’s sole discretion. The proceeds from the sale of the Forward Purchase Units may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. The Forward Purchase Shares will generally be identical to the Class A ordinary shares included in the Units being sold in the Initial Public Offering, except that they will be entitled to certain registration rights. The Forward Purchase Warrants will have the same terms as the Private Placement Warrants so long as they are held by MSD Partners or its permitted assignees and transferees.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of this prospectus to purchase up to 3,000,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On June 28, 2021, the over-allotment option expired and was not exercised.

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

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants and the Private Placement Warrants is estimated using a Monte Carlo simulation. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 17,987,066 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

Net Income (Loss) Per Ordinary Share

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B Ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average ordinary shares price for the period and therefore the inclusion of such warrants would be anti-dilutive.

Recent accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 5, 2021 (ordinary). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

**	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 12, 2021	ORION BIOTECH OPPORTUNITIES CORP.

	By:	/s/ James Huang
	Name:	James Huang
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2021

	By:	/s/ Mark Kayal
	Name:	Mark Kayal
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)