Form 10-Q
period 2021-09-30
Orion Biotech Opportunities Corp.
filed 2021-11-12
CIK 1847416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ORION BIOTECH OPPORTUNITIES CORP

Form 10-Q

For the Period Ended September 30, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021 and for the Period from February 5, 2021 (Inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the Three Months Ended September 30, 2021 and for the Period from February 5, 2021 (Inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from February 5, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ORION BIOTECH OPPORTUNITIES CORP.

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

Assets
Current assets:
Cash	$780,418
Prepaid expenses	778,929
Total current assets	1,559,347
Investments held in Trust Account	200,004,352
Total Assets	$201,563,699

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$6,587
Accrued expenses	76,330
Total current liabilities	82,917
Derivative liabilities	7,340,400
Deferred underwriting commissions in connection with the initial public offering	7,000,000
Total Liabilities	14,423,317

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 20,000,000 shares at $10.00 per share	200,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized;	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	-
Accumulated deficit	(12,860,118)
Total shareholders’ deficit	(12,859,618)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$201,563,699

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION BIOTECH OPPORTUNITIES CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months	For the Period from February 5, 2021 (inception)
	Ended September 30, 2021	through September 30, 2021

General and administrative expenses	$194,472	$378,661
General and administrative expenses - related party	30,000	44,516
Loss from operations	(224,472)	(423,177)
Other income (expenses):
Offering costs associated with derivative liabilities	-	(239,453)
Loss on forward purchase agreement	-	(107,400)
Change in fair value of derviative liabilites	2,486,133	936,833
Income earned on investments held in Trust Account	2,573	4,352
Net income	$2,264,234	$171,155

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	20,000,000	11,810,345
Basic and diluted net income per share, Class A ordinary shares	$0.09	$0.01
Weighted average number of shares outstanding of Class B ordinary shares, basic and diluted	5,000,000	5,000,000
Basic and diluted net income per share, Class B ordinary shares	$0.09	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION BIOTECH OPPORTUNITIES CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 5, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(45,085)	(45,085)
Balance - March 31, 2021	-	-	5,750,000	575	24,425	(45,085)	(20,085)
Excess of cash received over fair value of private placement warrants and forward purchase	-	-	-	-	2,237,767	-	2,237,767
Forfeiture of Class B ordinary shares	-	-	(750,000)	(75)	75	-	-
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(2,262,267)	(13,031,273)	(15,293,540)
Net loss	-	-	-	-	-	(2,047,994)	(2,047,994)
Balance - June 30, 2021	-	-	5,000,000	500	-	(15,124,352)	(15,123,852)
Net income	-	-	-	-	-	2,264,234	2,264,234
Balance - September 30, 2021	-	$-	5,000,000	$500	-	$(12,860,118)	$(12,859,618)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Orion Biotech Opportunities Corp.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net income	$171,155
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs associated with derivative liabilities	239,453
General and administrative expenses paid by related party under promissory note	10,320
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
Change in fair value of derviative liabilites	(936,833)
Loss on forward purchase agreement	107,400
Income earned on investments held in Trust Account	(4,352)
Changes in operating assets and liabilities:
Prepaid expenses	(778,929)
Accounts Payable	6,587
Accrued expenses	6,330
Net cash used in operating activities	(1,153,869)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(200,000,000)
Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	22,360.00
Repayment of note payable to related party	(120,433)
Proceeds received from initial public offering, gross	200,000,000
Proceeds received from private placement	6,500,000
Offering costs paid	(4,467,640)
Net cash provided by financing activities	201,934,287

Net change in cash	780,418

Cash - beginning of the period	-
Cash - end of the period	$780,418

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$87,753
Deferred underwriting commissions in connection with the initial public offering	$7,000,000

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

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from February 5, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

ORION BIOTECH OPPORTUNITIES CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ORION BIOTECH OPPORTUNITIES CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ORION BIOTECH OPPORTUNITIES CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.8 million in its operating bank account and working capital of approximately $1.5 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), a loan from the Sponsor of approximately $120,000 under the Note (as defined in Note 4). The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Current Report on Form 8-K filed by the Company with the SEC on May 21, 2021 and May 26, 2021, respectively.

ORION BIOTECH OPPORTUNITIES CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $5.3 million in additional paid-in capital and a charge of approximately $13.0 million to accumulated deficit, as well as a reclassification of shares of 1,833,947 Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on May 21, 2021 and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

The impact of the revision to the unaudited condensed balance sheet as of June 30, 2021, is a reclassification of $20.1 million, from total shareholders’ deficit to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of September 30, 2021.

Investments Held in Trust Account

The Trust Investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of the Trust Investments are determined using available market information.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The estimated fair value of the Public Warrants issued in connection with the Initial Public Offering were initially estimated using a Monte Carlo simulation model. For periods where no observable traded price is available, the fair value continues to be estimated using a Monte Carlo simulation. The fair value of the Private Placement Warrants is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Offering Cost Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares issued are charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 20,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740 “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ORION BIOTECH OPPORTUNITIES CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 8,333,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		(inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,811,387	$452,847	$120,247	$50,908

Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,000,000	5,000,000	11,810,345	5,000,000

Basic and diluted net income per ordinary share	$0.09	$0.09	$0.01	$0.01

Recent accounting standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted ASU 2020-06 on February 5 2021 (inception) using the modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

ORION BIOTECH OPPORTUNITIES CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

On February 8, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company had borrowed approximately $120,000 under the Note. The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the repayment, the facility is no longer available to the Company.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On May 12, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or the liquidation, the Company agreed to pay the Sponsor up to $10,000 per month for office space, administrative support and other services provided to members of the Company’s management team. For the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021, the Company incurred expenses of $30,000 and approximately $45,000 under this agreement, respectively. As of September 30, 2021, the Company had no outstanding for services in connection with such agreement on the accompanying condensed balance sheet.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of September 30, 2021.

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

ORION BIOTECH OPPORTUNITIES CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ORION BIOTECH OPPORTUNITIES CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 – Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 27,600,000 Class A ordinary shares outstanding subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$200,000,000
Less:
Fair value of Public Warrants at issuance	(3,907,600)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(11,385,940)
Plus:
Accretion of Class A ordinary shares subject to possible redemption amount	15,293,540
Class A ordinary shares subject to possible redemption	$200,000,000

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021 there were 20,000,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 7).

ORION BIOTECH OPPORTUNITIES CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 by level within the fair value hierarchy:

September 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Mutual funds	$200,004,352	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$3,480,000	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$3,837,600
Forward Purchase Agreement	$-	$-	$22,800

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the period there were no transfers to/from Levels 1, 2, and 3.

ORION BIOTECH OPPORTUNITIES CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 instruments include investments in mutual funds invested in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The estimated fair value of the Public Warrants is measured at fair value using the publicly observable trading price . The estimated fair value of the Private Placement Warrants is measured at fair value using a Black-Scholes option pricing model. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement. The estimated fair value of the Public Warrants and the Private Placement Warrants are determined using Level 3 inputs. Inherent in a Monte Carlo simulation and a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.

	5/17/2021	9/30/2021
Exercise price	$11.50	$11.50
Stock price	$9.69	$9.83
Volatility	10.0%	13.2%
Term (years)	5	5
Estimate time to consummation of Business Combination (years)	1	0.82
Risk-free rate	1.07%	1.12%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended September 30, 2021 is summarized as follows:

Derivative liabilities at February 5, 2021 (inception)	$-
Change in fair value of derivative liabilities	-
Derivative liabilities at March 31, 2021	-
Issuance of Public and Private Warrants	8,156,433
Forward Purchase Agreement	13,400
Change in fair value of derivative warrant liabilities	1,549,300
Change in fair value of Forward Purchase Agreements	107,400
Derivative liabilities at June 30, 2021	9,826,533
Transfer of Public Warrants to Level 1	(4,618,400)
Change in fair value of derivative warrant liabilities	(1,249,733)
Change in fair value of Forward Purchase Agreements	(98,000)
Derivative liabilities at September 30, 2021	$3,860,400

NOTE 10. SUBSEQUENT EVENTS

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

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from February 5, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the Initial Public Offering, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.8 million in its operating bank account and working capital of approximately $1.5 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), a loan from the Sponsor of approximately $120,000 under the Note (as defined in Note 4). The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity from February 5, 2021 (inception) through September 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had a net income of approximately $2.3 million, which consisted of approximate 3,000 of interest income from the trust account and approximately $2.5 million in change of fair value of derivative warrant liabilities, offset by approximately $194,000 of general and administrative expenses, and approximately $30,000 of general and administrative expenses.

For the period from February 5, 2021 (inception) through September 30, 2021, we had a net income of approximately $0.2 million, which consisted of approximate 4,000 of interest income from the trust account and approximately $0.9 million in change of fair value of derivative warrant liabilities, offset by approximately $379,000 of general and administrative expenses, and approximately $45,000 of general and administrative expenses, approximately $239,000 in offering cost associated with derivative warrant liabilities, and approximately $107,000 loss on forward purchase agreement.

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

Derivative Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants and forward purchase agreement, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants and the Private Placement Warrants is estimated using a Monte Carlo simulation. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

We entered into a forward purchase agreement with forward purchasers pursuant to which the forward purchasers will purchase up to $20,000,000 of forward purchase units at a price equal to $10.00 per unit, in a private placement that will close simultaneously with the closing of the Initial Business Combination. Each forward purchase unit will consist of one Class A ordinary share and one-fifth of one warrant to purchase one Class A ordinary share, with such warrants having the same terms as the Private Placement Warrants. The forward purchase agreement is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 20,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 8,333,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 5, 2021 (ordinary) using the modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 12, 2021	ORION BIOTECH OPPORTUNITIES CORP.

	By:	/s/ James Huang
	Name:	James Huang
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2021

	By:	/s/ Mark Kayal
	Name:	Mark Kayal
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)