Form 10-Q
period 2022-06-30
Orion Biotech Opportunities Corp.
filed 2022-08-12
CIK 1847416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

ORION BIOTECH OPPORTUNITIES CORP.

Form 10-Q

For the Quarter Ended June 30, 2022

Table of Contents

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and for the Period from February 5, 2021 (Inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2022, the Three Months ended June 30, 2021 and for the Period from February 5, 2021 (Inception) through June 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from February 5, 2021 (Inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

	Signatures	30

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ORION BIOTECH OPPORTUNITIES CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$418,547	$712,474
Prepaid expenses	402,455	640,559
Total current assets	821,002	1,353,033
Investments held in Trust Account	200,298,798	200,008,578
Total Assets	$201,119,800	$201,361,611

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$5,298	$11,631
Accrued expenses	34,992	70,000
Total current liabilities	40,290	81,631
Derivative liabilities	1,287,130	8,035,251
Deferred underwriting commissions in connection with the initial public offering	7,000,000	7,000,000
Total Liabilities	8,327,420	15,116,882

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 20,000,000 shares at redemption value at approximately $10.01 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively	200,198,798	200,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	500	500
Additional paid-in capital	-	-
Accumulated deficit	(7,406,918)	(13,755,771)
Total shareholders’ deficit	(7,406,418)	(13,755,271)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$201,119,800	$201,361,611

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION BIOTECH OPPORTUNITIES CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from February 5, 2021 (Inception) through June 30,
	2022	2021	2022	2021
General and administrative expenses	$174,526	$139,104	$430,690	$184,189
General and administrative expenses - related party	30,000	14,516	60,000	14,516
Loss from operations	(204,526)	(153,620)	(490,690)	(198,705)
Other income (expenses):
Offering costs associated with derivative liabilities	-	(239,453)	-	(239,453)
Loss on forward purchase agreements	-	(107,400)	-	(107,400)
Change in fair value of derivative liabilities	1,863,803	(1,549,300)	6,748,121	(1,549,300)
Income earned on investments held in Trust Account	270,079	1,779	290,220	1,779
Net income (loss)	$1,929,356	$(2,047,994)	$6,547,651	$(2,093,079)

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	20,000,000	9,890,110	20,000,000	6,164,384
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.08	$(0.14)	$0.26	$(0.19)
Weighted average number of shares outstanding of Class B ordinary shares, basic and diluted	5,000,000	5,000,000	5,000,000	4,794,521
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.08	$(0.14)	$0.26	$(0.19)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION BIOTECH OPPORTUNITIES CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	5,000,000	$500	$-	$(13,755,771)	$(13,755,271)
Net income	-	-	-	-	-	4,618,295	4,618,295
Balance - March 31, 2022 (Unaudited)	-	-	5,000,000	500	-	(9,137,476)	(9,136,976)
Net income	-	-	-	-	-	1,929,356	1,929,356
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(198,798)	(198,798)
Balance - June 30, 2022 (Unaudited)	-	$-	5,000,000	$500	$-	$(7,406,918)	$(7,406,418)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 5, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(45,085)	(45,085)
Balance - March 31, 2021 (Unaudited)	-	-	5,750,000	575	24,425	(45,085)	(20,085)
Excess of cash received over fair value of private placement warrants and forward purchase	-	-	-	-	2,237,767	-	2,237,767
Forfeiture of Class B ordinary shares	-	-	(750,000)	(75)	75	-	-
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(2,262,267)	(13,031,273)	(15,293,540)
Net loss	-	-	-	-	-	(2,047,994)	(2,047,994)
Balance - June 30, 2021 (Unaudited)	-	$-	5,000,000	$500	$-	$(15,124,352)	$(15,123,852)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Orion Biotech Opportunities Corp.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2022	For the Period from February 5, 2021 (Inception) through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$6,547,651	$(2,093,079)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Offering costs associated with derivative liabilities	-	239,453
General and administrative expenses paid by related party under promissory note	-	10,320
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	-	25,000
Loss on forward purchase agreement	-	107,400
Change in fair value of derivative liabilities	(6,748,121)	1,549,300
Income earned on investments held in Trust Account	(290,220)	(1,779)
Changes in operating assets and liabilities:
Prepaid expenses	238,104	(917,985)
Accounts payable	(6,333)	13,265
Accrued expenses	(35,008)	14,516
Net cash used in operating activities	(293,927)	(1,053,589)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(200,000,000)
Net cash used in investing activities	-	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	22,360
Repayment of note payable to related party	-	(120,433)
Proceeds received from initial public offering, gross	-	200,000,000
Proceeds received from private placement	-	6,500,000
Offering costs paid	-	(4,467,640)
Net cash provided by financing activities	-	201,934,287

Net change in cash	(293,927)	880,698

Cash - beginning of the period	712,474	-
Cash - end of the period	$418,547	$880,698

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$-	$266,500
Offering costs paid by related party under promissory note	$-	$87,753
Offering costs included in accounts payable	$-	$22,000

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

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from February 5, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Orion Biotech Opportunities Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

Orion Biotech Opportunities Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $419,000 in its operating bank account and working capital of approximately $781,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), a loan from the Sponsor of approximately $120,000 under the Note (as defined in Note 4). The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022, and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 17,2023 to consummate the proposed Business Combination. The Company does not have adequate liquidity to sustain operations, however, management believes that the Company has access to funds pursuant to a commitment letter from the Sponsor that will enable it to sustain operations until it completes its initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 17, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by May 17, 2023.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022, and since inception are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

Orion Biotech Opportunities Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Trust Investments are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of the Trust Investments are determined using available market information.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022, and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed balance sheets, except for the derivative warrant liabilities (see Note 9).

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

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Offering Cost Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares issued are charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 20,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Orion Biotech Opportunities Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740 “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 8,333,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from February 5, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,543,485	$385,871	$5,238,121	$1,309,530

Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000

Basic and diluted net income per ordinary share	$0.08	$0.08	$0.26	$0.26

	For the Three Months Ended June 30, 2022		For the Period from February 5, 2021 (Inception) through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(1,360,291)	$(687,703)	$(1,177,357)	$(915,722)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	9,890,110	5,000,000	6,164,384	4,794,521

Basic and diluted net loss per ordinary share	$(0.14)	$(0.14)	$(0.19)	$(0.19)

Orion Biotech Opportunities Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Standards

In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On May 12, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or the liquidation, the Company agreed to pay the Sponsor up to $10,000 per month for office space, administrative support and other services provided to members of the Company’s management team. For the three months ended June 30, 2022 and 2021, the Company incurred expenses of approximately $30,000 and $15,000, under this agreement, respectively. For the six months ended June 30, 2022 and for the period from February 5, 2021 (inception) through June 30, 2021, the Company incurred expenses of approximately $60,000 and $15,000, under this agreement, respectively. As of June 30, 2022 and December 31, 2021, there was no amount due for services in connection with such agreement.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of June 30, 2022 and December 31, 2021.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price See “- Redemption of warrants when the price per class A ordinary share equals or exceeds $18.00” and “- Redemption of warrants when the price per class A ordinary share equals or exceeds $10.00” as described below).

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

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 20,000,000 Class A ordinary shares outstanding subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$200,000,000
Less:
Fair value of Public Warrants at issuance	(3,907,600)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(11,385,940)
Plus:
Accretion of Class A ordinary shares subject to possible redemption amount	15,293,540
Class A ordinary shares subject to possible redemption at December 31, 2021	200,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	198,798
Class A common stock subject to possible redemption at June 30, 2022	$200,198,798

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 20,000,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 7).

Orion Biotech Opportunities Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

Class A and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. Prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the appointment of directors. Holders of the Public Shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of the Founder Shares may remove a member of the board of directors for any reason. The provisions of the Amended and Restated Memorandum and Articles of Association governing the appointment or removal of directors prior to the initial Business Combination may only be amended by a special resolution passed by holders representing at least two-thirds of the issued and outstanding Class B ordinary shares.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Mutual funds	$200,298,798	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$601,600	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$685,530

December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Mutual funds	$200,008,578	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$3,840,000	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$4,195,251

Orion Biotech Opportunities Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants for $3,907,600 was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in July 2021. There were no transfers to/from Levels 1, 2, and 3 for the six months ended June 30, 2022.

Level 1 instruments include investments in mutual funds invested in U.S. government securities and derivative warrant liabilities (Public Warrants). The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial estimated fair value of the Public Warrants is measured at fair value using a Monte Carlo simulation. Since the Public Warrants were being traded in an active market, the fair value of Public Warrants have been measured using the publicly observable trading price. As of June 30, 2022 and December 31, 2021, the fair value of the Private Placement Warrants and forward purchase agreement are measured using a Black-Scholes option pricing model.

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

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.74	$9.67
Volatility	1.3%	5% - 14.7%
Term (years)	5	5
Estimated time to consummation of Business Combination (years)	0.75	0.69
Risk-free rate	3.02%	1.32%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the six months ended June 30, 2022 and the period from February 5, 2021 (inception) through June 30, 2021 is summarized below.

Derivative liabilities at December 31, 2021	$4,195,251
Change in fair value of derivative liabilities	(2,524,318)
Derivative liabilities at March 31, 2022	1,670,933
Change in fair value of derivative liabilities	(985,403)
Derivative liabilities at June 30, 2022	$685,530

Derivative liabilities at February 5, 2021 (inception)	$-
Change in fair value of derivative liabilities	-
Derivative liabilities at March 31, 2021	-
Issuance of Public and Private Warrants	8,156,433
Forward Purchase Agreement	13,400
Change in fair value of derivative liabilities	1,656,700
Derivative liabilities at June 30, 2021	$9,826,533

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, which have not previously been recognized or disclosed within the unaudited condensed financial statements.

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

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from February 5, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the Initial Public Offering, which is described below, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $419,000 in its operating bank account and working capital of approximately $781,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the sponsor to cover certain expenses on the Company’s behalf in exchange for issuance of Founder Shares, a loan from the sponsor of approximately $120,000 under the Note. The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until May 17,2023 to consummate the proposed Business Combination. We do not have adequate liquidity to sustain operations, however, management believes that we have access to funds pursuant to a commitment letter from the Sponsor that will enable it to sustain operations until it completes its initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 17, 2023. We intend to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by May 17, 2023.

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

Results of Operations

Our entire activity from February 5, 2021 (inception) through June 30, 2022 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2022, we had a net income of approximately $1.9 million, which consisted of approximately $1.9 million in non-operating gain resulting from the change in fair value of derivative liabilities, and approximately $270,000 of income from investments held in the Trust Account, offset by approximately $175,000 of general and administrative expenses, and approximately $30,000 of general and administrative expenses to related party.

For the three months ended June 30, 2021, we had a net loss of approximately $2.0 million, which consisted of approximately $139,000 of general and administrative expenses, approximately $15,000 of general and administrative expenses - related party, approximately $1.5 million in change of fair value of derivative warrant liabilities, approximately $239,000 in offering cost associated with derivative warrant liabilities, and approximately $107,000 loss on forward purchase agreement, partially offset by approximate 2,000 of interest income from the trust account.

For the six months ended June 30, 2022, we had a net income of approximately $6.5 million, which consisted of approximately $6.7 million in non-operating gain resulting from the change in fair value of derivative liabilities, and approximately $290,000 of income from investments held in the Trust Account, offset by approximately $431,000 of general and administrative expenses, and $60,000 of general and administrative expenses to related party.

For the period from February 19, 2021 (inception) through June 30, 2021, we had a net loss of approximately $2.1 million, which consisted of approximately $184,000 of general and administrative expenses, approximately $15,000 of general and administrative expenses - related party, approximately $1.5 million in change of fair value of derivative warrant liabilities, approximately $239,000 in offering cost associated with derivative warrant liabilities, and approximately $107,000 loss on forward purchase agreement, partially offset by approximate 2,000 of interest income from the trust account.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 20,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 8,333,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from February 5, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

Except as noted below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

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

Dated: August 12, 2022	ORION BIOTECH OPPORTUNITIES CORP.

	By:	/s/ James Huang
	Name:	James Huang
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2022

	By:	/s/ Mark Kayal
	Name:	Mark Kayal
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)