Form 10-Q
period 2022-09-30
Orion Biotech Opportunities Corp.
filed 2022-11-10
CIK 1847416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

ORION BIOTECH OPPORTUNITIES CORP.

Form 10-Q

For the Quarter Ended September 30, 2022

Table of Contents

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2022 and 2021, for the Nine Months Ended September 30, 2022 and for the Period from February 5, 2021 (Inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2022, the Three Months ended September 30, 2021 and for the Period from February 5, 2021 (Inception) through September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from February 5, 2021 (Inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION		30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	31

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

	Signatures	33

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ORION BIOTECH OPPORTUNITIES CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$341,028	$712,474
Prepaid expenses	292,196	640,559
Total current assets	633,224	1,353,033
Investments held in Trust Account	201,201,554	200,008,578
Total Assets	$201,834,778	$201,361,611

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$12,973	$11,631
Accrued expenses	45,000	70,000
Total current liabilities	57,973	81,631
Derivative liabilities	1,064,167	8,035,251
Deferred underwriting commissions in connection with the initial public offering	7,000,000	7,000,000
Total Liabilities	8,122,140	15,116,882

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 20,000,000 shares at redemption value at approximately $10.06 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	201,101,554	200,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	500	500
Additional paid-in capital	-	-
Accumulated deficit	(7,389,416)	(13,755,771)
Total shareholders’ deficit	(7,388,916)	(13,755,271)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$201,834,778	$201,361,611

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION BIOTECH OPPORTUNITIES CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30, 2022	For the Period from February 5, 2021 (Inception) through September 30, 2021
	2022	2021
General and administrative expenses	$175,461	$194,472	$606,151	$378,661
General and administrative expenses - related party	30,000	30,000	90,000	44,516
Loss from operations	(205,461)	(224,472)	(696,151)	(423,177)
Other income (expenses):
Offering costs associated with derivative liabilities	-	-	-	(239,453)
Loss on forward purchase agreements	-	-	-	(107,400)
Change in fair value of derivative liabilities	222,963	2,486,133	6,971,084	936,833
Income earned on investments held in Trust Account	902,756	2,573	1,192,976	4,352
Net income	$920,258	$2,264,234	$7,467,909	$171,155

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	20,000,000	20,000,000	20,000,000	11,810,345
Basic and diluted net income per share, Class A ordinary shares	$0.04	$0.09	$0.30	$0.01
Weighted average number of shares outstanding of Class B ordinary shares, basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net income per share, Class B ordinary shares	$0.04	$0.09	$0.30	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION BIOTECH OPPORTUNITIES CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	5,000,000	$500	$-	$(13,755,771)	$(13,755,271)
Net income	-	-	-	-	-	4,618,295	4,618,295
Balance - March 31, 2022 (Unaudited)	-	-	5,000,000	500	-	(9,137,476)	(9,136,976)
Net income	-	-	-	-	-	1,929,356	1,929,356
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(198,798)	(198,798)
Balance - June 30, 2022 (Unaudited)	-	-	5,000,000	500	-	(7,406,918)	(7,406,418)
Net income	-	-	-	-	-	920,258	920,258
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(902,756)	(902,756)
Balance - September 30, 2022 (Unaudited)	-	$-	5,000,000	$500	$-	$(7,389,416)	$(7,388,916)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 5, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(45,085)	(45,085)
Balance - March 31, 2021 (Unaudited)	-	-	5,750,000	575	24,425	(45,085)	(20,085)
Excess of cash received over fair value of private placement warrants and forward purchase	-	-	-	-	2,237,767	-	2,237,767
Forfeiture of Class B ordinary shares	-	-	(750,000)	(75)	75	-	-
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(2,262,267)	(13,031,273)	(15,293,540)
Net loss	-	-	-		-	(2,047,994)	(2,047,994)
Balance - June 30, 2021 (Unaudited)	-	-	5,000,000	500	-	(15,124,352)	(15,123,852)
Net income	-	-	-	-	-	2,264,234	2,264,234
Balance - September 30, 2021 (Unaudited)	-	$-	5,000,000	$500	$-	$(12,860,118)	$(12,859,618)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Orion Biotech Opportunities Corp.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2022	For the Period from February 5, 2021 (Inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income	$7,467,909	$171,155
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs associated with derivative liabilities	-	239,453
General and administrative expenses paid by related party under promissory note	-	10,320
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	-	25,000
Loss on forward purchase agreement	-	107,400
Change in fair value of derivative liabilities	(6,971,084)	(936,833)
Income earned on investments held in Trust Account	(1,192,976)	(4,352)
Changes in operating assets and liabilities:
Prepaid expenses	348,363	(778,929)
Accounts payable	1,342	6,587
Accrued expenses	(25,000)	6,330
Net cash used in operating activities	(371,446)	(1,153,869)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(200,000,000)
Net cash used in investing activities	-	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	22,360
Repayment of note payable to related party	-	(120,433)
Proceeds received from initial public offering, gross	-	200,000,000
Proceeds received from private placement	-	6,500,000
Offering costs paid	-	(4,467,640)
Net cash provided by financing activities	-	201,934,287

Net change in cash	(371,446)	780,418

Cash - beginning of the period	712,474	-
Cash - end of the period	$341,028	$780,418

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$-	$70,000
Offering costs paid by related party under promissory note	$-	$87,753
Deferred underwriting commissions in connection with the initial public offering	$-	$7,000,000

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

As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from February 5, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Orion Biotech Opportunities Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Orion Biotech Opportunities Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Orion Biotech Opportunities Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $341,000 in its operating bank account and working capital of approximately $575,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), a loan from the Sponsor of approximately $120,000 under the Note (as defined in Note 4). The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022, and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 17, 2023 to consummate the proposed Business Combination. The Company does not have adequate liquidity to sustain operations, however, management believes that the Company has access to funds pursuant to a commitment letter from the Sponsor that will enable it to sustain operations until it completes its initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 17, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by May 17, 2023.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022, and since inception are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

Orion Biotech Opportunities Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of September 30, 2022 or December 31, 2021.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022, and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Orion Biotech Opportunities Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The estimated fair value of the Public Warrants issued in connection with the Initial Public Offering were initially estimated using a Monte Carlo simulation model. For periods where no observable traded price is available, the fair value continues to be estimated using a Monte Carlo simulation. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of September 30, 2022 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Orion Biotech Opportunities Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740 “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Ordinary Share

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 8,333,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$736,206	$184,052	$5,974,326	$1,493,582

Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000

Basic and diluted net income per ordinary share	$0.04	$0.04	$0.30	$0.30

	For the Three Months Ended September 30, 2021		For the Period from February 5, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$1,811,387	$452,847	$120,247	$50,908

Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,000,000	5,000,000	11,810,345	5,000,000

Basic and diluted net loss per ordinary share	$0.09	$0.09	$0.01	$0.01

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Orion Biotech Opportunities Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

On May 12, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or the liquidation, the Company agreed to pay the Sponsor up to $10,000 per month for office space, administrative support and other services provided to members of the Company’s management team. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of approximately $30,000 and $30,000, under this agreement, respectively. For the nine months ended September 30, 2022 and for the period from February 5, 2021 (inception) through September 30, 2021, the Company incurred expenses of approximately $90,000 and $45,000, under this agreement, respectively. As of September 30, 2022 and December 31, 2021, there was no amount due for services in connection with such agreement.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of September 30, 2022 and December 31, 2021.

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

Orion Biotech Opportunities Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 20,000,000 Class A ordinary shares outstanding subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$200,000,000
Less:
Fair value of Public Warrants at issuance	(3,907,600)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(11,385,940)
Plus:
Accretion of Class A ordinary shares subject to possible redemption amount	15,293,540
Class A ordinary shares subject to possible redemption at December 31, 2021	200,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	198,798
Class A common stock subject to possible redemption at June 30, 2022	200,198,798
Increase in redemption value of Class A ordinary shares subject to possible redemption	902,756
Class A common stock subject to possible redemption at September 30, 2022	$201,101,554

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Orion Biotech Opportunities Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 20,000,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Mutual funds	$201,201,554	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$-	$510,800	$-
Derivative warrant liabilities - Private Warrants	$-	$553,367	$

Orion Biotech Opportunities Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Mutual funds	$200,008,578	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$3,840,000	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$4,195,251

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants for $3,907,600 was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in July 2021. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in September 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of September 30, 2022. There were no transfers to/from Levels 1, 2, and 3 for the nine months ended September 30, 2022.

Level 1 instruments include investments in mutual funds invested in U.S. government securities and derivative warrant liabilities (Public Warrants). The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial estimated fair value of the Public Warrants is measured at fair value using a Monte Carlo simulation. Since the Public Warrants were being traded in an active market and the Private Placement Warrants have substantially the same terms as the Public Warrants, the fair value of Public Warrants and Private Placement Warrants has been measured using the publicly observable trading price.

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

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.84	$9.67
Volatility	2%	5% - 14.7%
Term (years)	5	5
Estimated time to consummation of Business Combination (years)	0.5	0.69
Risk-free rate	3.92-4.04%	1.32%
Dividend yield	0.0%	0.0%

Orion Biotech Opportunities Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the nine months ended September 30, 2022 and the period from February 5, 2021 (inception) through September 30, 2021 is summarized below.

Derivative liabilities at December 31, 2021	$4,195,251
Change in fair value of derivative liabilities	(2,524,318)
Derivative liabilities at March 31, 2022	1,670,933
Change in fair value of derivative liabilities	(985,403)
Derivative liabilities at June 30, 2022	685,530
Transfer of Private Warrants to Level 2	685,530
Derivative liabilities at September 30, 2022	$-

Derivative liabilities at February 5, 2021 (inception)	$-
Change in fair value of derivative liabilities	-
Derivative liabilities at March 31, 2021	-
Issuance of Public and Private Warrants	8,156,433
Forward Purchase Agreement	13,400
Change in fair value of derivative warrant liabilities	1,656,700
Derivative liabilities at June 30, 2021	9,826,533
Transfer of Public Warrants to Level 1	(4,618,400)
Change in fair value of derivative warrant liabilities	(1,347,733)
Derivative liabilities at September 30, 2021	$3,860,400

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

As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from February 5, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the Initial Public Offering, which is described below, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $341,000 in its operating bank account and working capital of approximately $575,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the sponsor to cover certain expenses on the Company’s behalf in exchange for issuance of Founder Shares, a loan from the sponsor of approximately $120,000 under the Note. The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until May 17, 2023 to consummate the proposed Business Combination. We do not have adequate liquidity to sustain operations, however, management believes that we have access to funds pursuant to a commitment letter from the Sponsor that will enable it to sustain operations until it completes its initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 17, 2023. We intend to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by May 17, 2023.

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

Results of Operations

Our entire activity from February 5, 2021 (inception) through September 30, 2022 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had a net income of approximately $920,000, which consisted of approximately $223,000 in non-operating gain resulting from the change in fair value of derivative liabilities, and approximately $903,000 of income from investments held in the Trust Account, offset by approximately $175,000 of general and administrative expenses, and approximately $30,000 of general and administrative expenses to related party.

For the three months ended September 30, 2021, we had a net income of approximately $2.3 million, which consisted of approximate 903,000 of interest income from the trust account and approximately $2.5 million in change of fair value of derivative warrant liabilities, offset by approximately $194,000 of general and administrative expenses, and approximately $30,000 of general and administrative expenses.

For the nine months ended September 30, 2022, we had a net income of approximately $7.5 million, which consisted of approximately $7.0 million in non-operating gain resulting from the change in fair value of derivative liabilities, and approximately $1.2 million of income from investments held in the Trust Account, offset by approximately $606,000 of general and administrative expenses, and approximately $90,000 of general and administrative expenses to related party.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognized the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The estimated fair value of the Public Warrants issued in connection with the Initial Public Offering were initially estimated using a Monte Carlo simulation model. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of September 30, 2022 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 8,333,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 9, 2022	ORION BIOTECH OPPORTUNITIES CORP.

	By:	/s/ James Huang
	Name:	James Huang
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2022
	By:	/s/ Mark Kayal
	Name:	Mark Kayal
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)