Form 10-K
period 2022-12-31
Orion Biotech Opportunities Corp.
filed 2023-03-29
CIK 1847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The aggregate market value of the voting and non-voting shares held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $194,700,000. Solely for purposes of this disclosure, ordinary shares held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of March 29, 2023, 20,000,000 Class A ordinary shares, and 5,000,000 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), were issued and outstanding.

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

v

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

●

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our business combination and results of operations.

●	Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by the geopolitical conditions resulting from the Russian invasion of Ukraine and additional sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in markets around the world.

Risks Relating to Our Sponsor and Management

●	Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented

●	Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. See “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

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

Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in markets around the world.

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

On February 8, 2021, the sponsor paid an aggregate of $25,000 for certain offering costs on behalf of the Company in exchange for issuance of 7,187,500 founder shares, or approximately $0.004 per founder share. On February 25, 2021, the sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 5,750,000 founder shares outstanding. On February 25, 2021, the sponsor transferred 40,000 founder shares to each of the independent directors. The recipient will not be subject to the forfeiture provisions described above. On June 28, 2021, the over-allotment option expired, and the sponsor forfeited 750,000 founder shares. As a result, as of December 31, 2022, there were 5,000,000 founder shares outstanding, and our sponsor owned 4,880,000 founder shares.

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

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

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

(b) Holders

As of March 29, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares and two holders of record of our warrants.

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

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

On February 8, 2021, our sponsor paid an aggregate of $25,000 for certain offering costs on behalf of the Company in exchange for issuance of 7,187,500 Class B ordinary shares. On February 25, 2021, our sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding. On February 25, 2021 and on April 9, 2021, our sponsor transferred 40,000 founder shares to each of our independent directors. Furthermore, on June 28, 2021, upon receiving notification from the underwriter that it would not exercise its over-allotment option, our sponsor surrendered 750,000 Class B ordinary shares for no consideration. All shares and associated amounts have been retroactively restated to reflect the share surrenders. As of December 31, 2022, there were 5,000,000 Class B ordinary shares outstanding, and our sponsor held 4,880,000 Class B ordinary shares. The Class B ordinary shares were issued to our sponsor in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements.

Overview

The Company is a blank check company incorporated as a Cayman Islands exempted company on February 5, 2021. The Company was incorporated for the purpose of effecting a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2022, the Company had not yet commenced operations. All activity for the period from February 5, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the Initial Public Offering, which is described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $267,000 in its operating bank account and working capital of approximately $372,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the sponsor to cover certain expenses on the Company’s behalf in exchange for issuance of Founder Shares, a loan from the sponsor of approximately $120,000 under the Note. The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until May 17, 2023 to consummate the proposed Business Combination. We do not have adequate liquidity to sustain operations, however, management believes that we have access to funds pursuant to a commitment letter from the Sponsor that will enable it to sustain operations until it completes its initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity needs, mandatory liquidation (should a business combination not occur), and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 17, 2023. We intend to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by May 17, 2023.

Risk and Uncertainties

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

Results of Operations

Our entire activity from February 5, 2021 (inception) through December 31, 2022 was in preparation for our formation and the Initial Public Offering and subsequent to the Initial Public Offering, search for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2022, we had a net income of approximately $8.8 million, which consisted of approximately $6.8 million in non-operating gain resulting from the change in fair value of derivative liabilities, and approximately $2.9 million of income from investments held in the Trust Account, offset by approximately $780,000 of general and administrative expenses, and approximately $120,000 of general and administrative expenses to related party.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognized the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The estimated fair value of the Public Warrants issued in connection with the Initial Public Offering were initially estimated using a Monte Carlo simulation model. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of December 31, 2022 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 20,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 8,333,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-21 comprising a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2022.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
James Huang	57	Chief Executive Officer and Director
Chrystyna Bedrij Stecyk	60	Vice President
Mark Kayal	38	Chief Financial Officer and Secretary
Robert Simonds	49	General Counsel, Assistant Secretary, Vice President and Director
Samuel Broder	78	Director
James Collins	57	Director
Louisa Rodriguez	62	Director

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

Mark Kayal is Orion’s Chief Financial Officer and Secretary. Mr. Kayal is a Managing Director in the Finance Group of BDT & MSD Partners. Prior to joining BDT & MSD Partners in 2011, Mr. Kayal was a Senior Auditor at PricewaterhouseCoopers LLP in the Banking and Capital Markets Practice. Mr. Kayal holds a Bachelor of Science in Accounting & Philosophy from the University of Scranton. Mr. Kayal is a Certified Public Accountant in the State of New York and is a member of the American Institute of Certified Public Accountants.

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

Robert Simonds is the General Counsel, Assistant Secretary, Vice President and a member of our board of directors. Mr. Simonds is a Partner of BDT & MSD Partners. He joined BDT & MSD Partners in February 2015. Immediately prior to BDT & MSD Partners, he was the General Counsel and Chief Compliance Officer of Saba Capital Management. Prior to Saba, Mr. Simonds worked as the General Counsel, Chief Compliance Officer and COO of Talpion Fund Management, L.P., as well as the Chief Compliance Officer, Head of Litigation and Corporate Counsel at Silver Point Capital. He began his legal career as a litigation associate at Cravath, Swaine & Moore, which he joined in 2003 after completing a federal clerkship on the U.S. Court of Appeals for the Third Circuit.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
James Huang	Panacea	Biotechnology	Founding Manager Partner
	Kleiner Perkins Caufield & Byers	Biotechnology	Managing Partner
	Chime Biologics	Biotechnology	Board Chairman
	TriArm Therapeutics	Biotechnology	Board Chairman
	XW Pharma	Biotechnology	Board Chairman
	Alaunos Therapeutics	Biotechnology	Executive Chairman; Board Chairman
	Windtree Therapeutics	Biotechnology	Board Chairman
	CASI Pharma	Biotechnology	Board Member
	Tactiva Therapeutics	Biotechnology	Board Member
	Kindstar Global	Biotechnology	Board Member

Chrystyna Bedrij Stecyk	Aletheia Biotherapeutics LLC	Biotechnology	Manager
	Griffin Securities	Investment Banking	Co-Founder; Principal and Board Member
	Healing Genes LLC	Biotechnology	Manager
	Maavrx Ltd.	Biotechnology	Board Member
	Myrtelle LLC	Biotechnology	Board Member
	Vaccinex	Biotechnology	Board Member
	OncXerna	Biotechnology	Board Member

Mark Kayal	BDT & MSD Partners, L.P.(1)	Asset Management	Managing Director, Finance

Robert Simonds	BDT & MSD Partners, L.P.(1)	Asset Management	Partner

Samuel Broder	Catalytic Data Science	Software/Life Sciences	Board Member
	Geneos Therapeutics	Biotechnology	Board Member
	Sensei Biotherapeutics	Biotechnology	Board Member

James Collins	Cellarity	Biotechnology	Board Member
	Fulcrum Therapeutics	Biotechnology	Board Member
	Sherlock Biosciences	Biotechnology	Board Member

Louisa Rodriguez	CEMEX, S.A.B. de C.V.	Heavy Building Materials	Executive Vice President of Investor Relations, Corporate Communications and Public Affairs
	MSD Investment Corp.	Asset Management	Board Member

(1)	Includes all affiliates and portfolio companies.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor and our management team have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after our initial public offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the private placement warrants will expire worthless. Except as described herein, our sponsor and our management team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

Item 11. Executive Compensation

Executive Officer and Director Compensation

The following disclosure concerns the compensation of our executive officers and directors for the fiscal year ended December 31, 2022 (i.e., pre-business combination).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A ordinary shares and Class B ordinary shares as of December 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

In the table below percentage ownership is based on 20,000,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 5,000,000 Class B ordinary shares outstanding as of December 31, 2022. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The table below does not include the Class A ordinary shares and Class B ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

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

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On February 8, 2021, our sponsor paid an aggregate of $25,000 for certain offering costs on behalf of the Company in exchange for issuance of 7,187,500 Class B ordinary shares, or “founder shares.” On February 25, 2021, our sponsor surrendered 1,437,500 founder shares for no consideration, resulting in an aggregate of 5,750,000 founder shares outstanding. On February 25, 2021 and on April 9, 2021, our sponsor transferred 40,000 founder shares to each of our independent directors. Furthermore, on June 28, 2021, upon receiving notification from the underwriter that it would not exercise its over-allotment option, our sponsor surrendered 750,000 founder shares for no consideration. All shares and associated amounts have been retroactively restated to reflect the share surrenders. As a result, as of December 31, 2022, there were 5,000,000 founder shares outstanding, and our sponsor owned 4,880,000 founder shares. The founder shares were issued to our sponsor in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021, and of services rendered in connection with our initial public offering, totaled approximately $97,000 and $88,000, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the Period from February 5, 2021 (Inception) through December 31, 2021	F-4
Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022 and for the Period from February 5, 2021 (Inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the Period from February 5, 2021 (Inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7 to F-21

(2)	Exhibits

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

March 29, 2023	ORION BIOTECH OPPORTUNITIES CORP.

/s/ James Huang
	Name:	James Huang
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Huang	Chief Executive Officer and Director	March 29, 2023
James Huang	(Principal Executive Officer)

/s/ Mark Kayal	Chief Financial Officer and Secretary	March 29, 2023
Mark Kayal	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert Simonds	General Counsel, Assistant Secretary, Vice President and Director	March 29, 2023
Robert Simonds

/s/ Samuel Broder	Director	March 29, 2023
Samuel Broder

/s/ James Collins	Director	March 29, 2023
James Collins

/s/ Louisa Rodriguez	Director	March 29, 2023
Louisa Rodriguez

ORION BIOTECH OPPORTUNITIES CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the Period from February 5, 2021 (Inception) through December 31, 2021	F-4
Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022 and for the Period from February 5, 2021 (Inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the Period from February 5, 2021 (Inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7 to F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Orion Biotech Opportunities Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Orion Biotech Opportunities Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by May 17, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

March 29, 2023

PCAOB ID Number 100

ORION BIOTECH OPPORTUNITIES CORP.

BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$265,717	$712,474
Prepaid expenses	173,603	640,559
Total current assets	439,320	1,353,033
Investments held in Trust Account	202,893,466	200,008,578
Total Assets	$203,332,786	$201,361,611

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$7,718	$11,631
Accrued expenses	59,875	70,000
Total current liabilities	67,593	81,631
Derivative liabilities	1,264,167	8,035,251
Deferred underwriting commissions in connection with the initial public offering	7,000,000	7,000,000
Total Liabilities	8,331,760	15,116,882

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 20,000,000 shares at redemption value at approximately $10.14 and $10.00 per share as of December 31, 2022 and 2021, respectively	202,793,465	200,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued and outstanding as of December 31, 2022 and 2021	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding as of December 31, 2022 and 2021	500	500
Additional paid-in capital	-	-
Accumulated deficit	(7,792,939)	(13,755,771)
Total shareholders’ deficit	(7,792,439)	(13,755,271)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$203,332,786	$201,361,611

The accompanying notes are an integral part of these financial statements.

ORION BIOTECH OPPORTUNITIES CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from February 5, 2021 (Inception) through December 31, 2021
General and administrative expenses	$779,674	$553,689
General and administrative expenses - related party	120,000	74,516
Loss from operations	(899,674)	(628,205)
Other income (expenses):
Offering costs associated with derivative liabilities	-	(239,453)
Loss on forward purchase agreements	-	(107,400)
Change in fair value of derivative liabilities	6,771,084	241,982
Income earned on investments held in Trust Account	2,884,887	8,578
Net income (loss)	$8,756,297	$(724,498)

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	20,000,000	13,878,788
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.35	$(0.04)
Weighted average number of shares outstanding of Class B ordinary shares, basic and diluted	5,000,000	4,909,091
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.35	$(0.04)

The accompanying notes are an integral part of these financial statements.

ORION BIOTECH OPPORTUNITIES CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 5, 2021
(INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 5, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Excess of cash received over fair value of private placement warrants and forward purchase	-	-	-	-	2,237,767	-	2,237,767
Forfeiture of Class B ordinary shares	-	-	(750,000)	(75)	75	-	-
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(2,262,267)	(13,031,273)	(15,293,540)
Net loss	-	-	-		-	(724,498)	(724,498)
Balance - December 31, 2021	-	-	5,000,000	500	-	(13,755,771)	(13,755,271)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,793,465)	(2,793,465)
Net income	-	-	-	-	-	8,756,297	8,756,297
Balance - December 31, 2022	-	$-	5,000,000	$500	$-	$(7,792,939)	$(7,792,439)

The accompanying notes are an integral part of these financial statements.

ORION BIOTECH OPPORTUNITIES CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from February 5, 2021 (Inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$8,756,297	$(724,498)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Offering costs associated with derivative liabilities	-	239,453
General and administrative expenses paid by related party under promissory note	-	10,320
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	-	25,000
Loss on forward purchase agreement	-	(107,400)
Change in fair value of derivative liabilities	(6,771,084)	(27,182)
Income earned on investments held in Trust Account	(2,884,887)	(8,578)
Changes in operating assets and liabilities:
Prepaid expenses	466,956	(640,559)
Accounts payable	(3,913)	11,631
Accrued expenses	59,874	-
Net cash used in operating activities	(376,757)	(1,221,813)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(200,000,000)
Net cash used in investing activities	-	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	22,360
Repayment of note payable to related party	-	(120,433)
Proceeds received from initial public offering, gross	-	200,000,000
Proceeds received from private placement	-	6,500,000
Offering costs paid	(70,000)	(4,467,640)
Net cash provided by (used in) financing activities	(70,000)	201,934,287

Net change in cash	(446,757)	712,474

Cash - beginning of the period	712,474	-
Cash - end of the period	$265,717	$712,474

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$-	$70,000
Offering costs paid by related party under promissory note	$-	$87,753
Deferred underwriting commissions in connection with the initial public offering	$-	$7,000,000

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2022, the Company had not yet commenced operations. All activity for the period from February 5, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering and the Private Placement, $200 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days (“Government Securities”) or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations (“Money Market Funds”, and collectively with Government Securities, the “Trust Investments”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $267,000 million in its operating bank account and working capital of approximately $372,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), a loan from the Sponsor of approximately $120,000 under the Note (as defined in Note 4). The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 17, 2023 to consummate the proposed Business Combination. The Company does not have adequate liquidity to sustain operations, however, management believes that the Company has access to funds pursuant to a commitment letter from the Sponsor that will enable it to sustain operations until it completes its initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity needs, mandatory liquidation (should a business combination not occur), and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 17, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by May 17, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2022 and 2021.

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

Concentrations of Credit Risk

The Company has significant cash balances at financial institutions, which throughout the year regularly exceed the federally insured limit. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the balance sheets, except for the derivative warrant liabilities (see Note 9).

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The estimated fair value of the Public Warrants issued in connection with the Initial Public Offering were initially estimated using a Monte Carlo simulation model. For periods where no observable traded price is available, the fair value continues to be estimated using a Monte Carlo simulation. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of December 31, 2022 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Offering Cost Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares issued are charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 20,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740 “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 8,333,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Year Ended December 31, 2022		For the Period from February 5, 2021 (Inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$7,005,038	$1,751,259	$(535,194)	$(189,304)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,000,000	5,000,000	13,878,788	4,909,091

Basic and diluted net income (loss) per ordinary share	$0.35	$0.35	$(0.04)	$(0.04)

Recent Accounting Standards

In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the Company’s financial statements.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On May 12, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or the liquidation, the Company agreed to pay the Sponsor up to $10,000 per month for office space, administrative support and other services provided to members of the Company’s management team. For the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021, the Company incurred expenses of approximately $120,000 and $75,000 under this agreement, respectively. As of December 31, 2022 and 2021, the Company had no outstanding for services in connection with such agreement on the accompanying balance sheets.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of December 31, 2022 and 2021.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. See “- Redemption of warrants when the price per class A ordinary share equals or exceeds $18.00” and “- Redemption of warrants when the price per class A ordinary share equals or exceeds $10.00” (as described below).

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

Note 7. Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 20,000,000 Class A ordinary shares outstanding subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds	$200,000,000
Less:
Fair value of Public Warrants at issuance	(3,907,600)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(11,385,940)
Plus:
Accretion of Class A ordinary shares subject to possible redemption amount	15,293,540
Class A ordinary shares subject to possible redemption at December 31, 2021	200,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	2,793,465
Class A common stock subject to possible redemption at December 31, 2022	$202,793,465

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021 there were 20,000,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 by level within the fair value hierarchy:

December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Mutual funds	$202,893,465	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$-	$606,800	$-
Derivative warrant liabilities - Private Warrants	$-	$657,367	$-

December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Mutual funds	$200,008,578	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$3,840,000	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$4,195,251

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants of $4,618,400 was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in July 2021. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022. The Public Warrants were still held at Level 2 as of December 31, 2022, due to low trading volume. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in September 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021.

Level 1 instruments include investments in mutual funds invested in U.S. government securities and derivative warrant liabilities (Public Warrants). The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial estimated fair value of the Public Warrants was measured at fair value using a Monte Carlo simulation. Since the Public Warrants were being traded in an active market and the Private Placement Warrants have substantially the same terms as the Public Warrants, the fair value of Public Warrants and Private Placement Warrants have been measured using the publicly observable trading price. The Company determined that the Private Placement Warrants have substantially the same terms as Public Warrants in September 2022. Prior to that, the Company was using Monte Carlo simulation to estimate the fair value of the Private Placement Warrants.

The estimated fair value of the Public Warrants, Private Placement Warrants and forward purchase agreement, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.

December 31, 2021
Exercise price	$11.50
Stock price	$9.67
Volatility	5% - 14.7%
Term (years)	5
Estimated time to consummation of Business Combination (years)	0.69
Risk-free rate	1.32%
Dividend yield	0.0%

The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021 is summarized as follows:

Derivative liabilities at February 5, 2021 (inception)	$-
Issuance of Public and Private Warrants	8,156,433
Forward Purchase Agreement	107,400
Transfer of Public Warrants to Level 1	(4,618,400)
Change in fair value of derivative liabilities	549,818
Derivative liabilities at December 31, 2021	4,195,251
Change in fair value of derivative liabilities	(3,509,721)
Transfer of Public Warrants to Level 2	(685,530)
Derivative liabilities at December 31, 2022	$-

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, which have not previously been recognized or disclosed within the financial statements.